Form 10-K
period 2000-12-31
CORPORATE BOND BACKED CERT TR SER 1998-CAT 1
filed 2001-03-20
CIK 1059376

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

                 Annual Report Pursuant to Sections 13 or 15(d)
                     of the Securities Exchange Act of 1934


For Fiscal Year Ended:                                   Commission file number:
  December 31, 2000                                                333-32105-03


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

I.R.S. Employer Identification Number: 13-7194961

The Bank of New York, as Trustee
100 Church Street, Floor 14
New York, New York                                                    10286
(Address of Principal Executive Offices)                            (Zip Code)

Registrant's telephone number, including area code: (212) 437-3691

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

         Aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant as of December 31, 2000: Not Applicable.

         Number of shares of common stock outstanding as of December 31, 2000:
Not Applicable.

         Documents in Part II and Part IV incorporated herein by reference are as follows:

         Trustee's Distribution Statement to the Certificate Holders for the six-month periods ending March 1, 2000 and September 1, 2000 are hereby incorporated by reference as exhibits to Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on on December 13, 2001.



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

Not Applicable

Item 7A. Quantitative and Qualitative Disclosures About Market
         Risk.

Not Applicable

Item 8.  Financial Statements and Supplementary Data.

Trustee's Distribution Statement to the Certificate Holders for the six-month periods ending March 1, 2000 and September 1, 2000 are hereby incorporated by reference as exhibits to Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on December 13, 2001.


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

(d)  Not Applicable


                                     PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K.

(a)  The following documents are filed as a part of the report:

         Trustee's Distribution Statement to the Certificate Holders for the six-month periods ending March 1, 2000 and September 1, 2000 are hereby incorporated by reference as exhibits to Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on on December 13, 2001.


(b)  None

(c)  See item 14(a) above.

(d)  Not Applicable

                                    SIGNATURE



         Pursuant to the requirements of the Securities Exchange Act of 1934, the Trustee of the Fund has duly caused this report to be signed on behalf of the Fund by the undersigned, thereunto duly authorized.

Date: March 13, 2001



                                   THE BANK OF NEW YORK AS
                                   TRUSTEE, FOR CORPORATE BOND-BACKED
                                   CERTIFICATES, SERIES 1998-CAT-1



                                   By:/s/ Enrico D. Reyes
                                      Enrico D. Reyes
                                      Vice President