Form 10-K
CORPORATE BOND BACKED CERT TR SER 1998-CAT 1
filed 2002-01-11
CIK 1059376

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K

                 Annual Report Pursuant to Sections 13 or 15(d)
                     of the Securities Exchange Act of 1934


For Fiscal Year Ended:                                Commission file number:
  December 31, 2001                                      333-32105-03


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

I.R.S. Employer Identification Number: 13-7194961

The Bank of New York, as Trustee
5 PENN PLAZA, Floor 13
New York, New York                                          10001
(Address of Principal Executive Offices)                  (Zip Code)

Registrant's telephone number, including area code: (212) 896-7109

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

         Aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant as of December 31, 2001: Not Applicable.

         Number of shares of common stock outstanding as of December 31, 2001:
Not Applicable.

         Documents in Part II and Part IV incorporated herein by reference are as follows:

         Trustee's Distribution Statement to the Certificate Holders for the six-month periods ending March 1, 2001 and September 1, 2001 are hereby incorporated by reference as exhibits to Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on on December 13, 2001.



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

Not Applicable

Item 7A. Quantitative and Qualitative Disclosures About Market
         Risk.

Not Applicable

Item 8.  Financial Statements and Supplementary Data.

Trustee's Distribution Statement to the Certificate Holders for the six-month periods ending March 1, 2001 and September 1, 2001 are hereby incorporated by reference as exhibits to Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on on December 13, 2001.


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

(d)  Not Applicable


                                     PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports
               on Form 8-K.

(a)  The following documents are filed as a part of the report:

         Trustee's Distribution Statement to the Certificate Holders for the six-month periods ending March 1, 2001 and September 1, 2001 are hereby incorporated by reference as exhibits to Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on on December 13, 2001.


(b)  None

(c)  See item 14(a) above.

(d)  Not Applicable

                                    SIGNATURE



         Pursuant to the requirements of the Securities Exchange Act of 1934, the Trustee of the Fund has duly caused this report to be signed on behalf of the Fund by the undersigned, thereunto duly authorized.

Date: January 10, 2002



                                  THE BANK OF NEW YORK AS TRUSTEE,
                                  FOR CORPORATE BOND-BACKED CERTIFICATES,
                                  SERIES 1998-CAT-1



                                  By:/s/ Kevin Cremin
                                     ------------------------------------
                                     Kevin Cremin
                                     Vice President