Form 10-K
period 2002-12-31
CORPORATE BOND BACKED CERT TR SER 1998-CAT 1
filed 2003-03-31
CIK 1059376

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                      ----

                                    FORM 10-K

                        FOR ANNUAL AND TRANSITION REPORTS
                     PURSUANT TO SECTIONS 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


(Mark One)

   |X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

   For the fiscal year ended December 31, 2002

                                       or

   |_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the transition period from ________ to ________

                 Commission File Numbers:  333-58390, 333-75218,
                                           333-91780 and 333-100485


                             Lehman ABS Corporation,
                                  on behalf of:
           Corporate Bond Backed Certificates, Series 1998-CAT-1 Trust

-------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

          Delaware                                      13-7194961
-----------------------------             ------------------------------------
(State or Other Jurisdiction,             (I.R.S. Employer Identification No.)
Organization or Incorporation)

      The Bank of New York, as Trustee
        100 Church Street, 8th Floor
             New York, New York                                    10286
  ----------------------------------------                      ----------
  (Address of principal executive offices)                      (Zip Code)

   Registrant's telephone number, including area code:  (212) 437-4081

Securities registered pursuant to Section 12(b) of the Act:


Title of Class                                                        Name of Registered Exchange
--------------                                                        ---------------------------
Corporate Bond Backed Certificates, Series 1998-CAT-1 Trust        New York Stock Exchange ("NYSE")


Securities registered pursuant to Section 12(g) of the Act:   None

Indicate by check mark whether the registrant: (1) Has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to file
requirements for the past 90 days       Yes |X| No |_|

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |_|

Indicate by check mark whether the registrant is an accelerated filer (as
defined in Rule 12b-2 of the Act).      Yes |_| No |X|

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter:

         The registrant has no voting stock or class of common stock that is held by non-affiliates.


                       DOCUMENTS INCORPORATED BY REFERENCE

The distribution reports to security holders filed on Form 8-K during the fiscal year in lieu of reports on Form 10-Q which includes the reports filed on Form 8-K listed in Item 15(b) hereto.

                                Introductory Note

Lehman ABS Corporation (the "Depositor") is the Depositor under the Standard Terms for Trust Agreements, dated as of February 25, 1998, as supplemented by a Series Supplement, dated as of March 30, 1998, by and between the Depositor and The Bank of New York, a New York banking corporation, as trustee (the "Trustee"), which formed the Corporate Bond Backed Certificates, Series 1998-CAT-1 Trust (the "Trust") and which provided for the issuance of the Corporate Bond Backed Certificates, Series 1998-CAT-1 (the "Certificates"). The Certificates do not represent obligations of or interests in the Depositor or the Trustee.

                                     PART I

Item 1.  Business.

         Not Applicable

Item 2.  Properties        .

         Not Applicable

Item 3.  Legal Proceedings.

         None

Item 4.  Submission of Matters To A Vote of Security Holders.

         Not Applicable

                                     PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters.

         The publicly offered Certificates representing investors' interest in the Trusts are represented by one or more physical Certificates registered in the name of "Cede & Co.", the nominee of The Depository Trust Company. The Certificates are listed on the New York Stock Exchange.

Item 6.  Selected Financial Data.

         Not Applicable

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

         Not Applicable

Item 7A. Quantitative and Qualitative Disclosures About Market Risk. Not Applicable

Item 8.  Financial Statements and Supplementary Data.
         Not Applicable

Item 9. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

         Not Applicable

                                    PART III

Item 10. Directors and Executive Officers of the Registrant.

         Not Applicable

Item 11. Executive Compensation.

         Not Applicable

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

         (a) Not Applicable

         (b) Not Applicable

         (c) Not Applicable

Item 13. Certain Relationships and Related Transactions.

         None

Item 14. Controls and Procedures.

         Not Applicable

                                     PART IV

Item 15. Exhibits, Financial Statements, Schedules and Reports on Form 8-K.

         (a) The following documents have been filed as part of this report.

         Trustee's Distribution Statements documented on Form 8-K of Corporate Backed Trust Certificates Series to the Certificate Holders for period of January 1, 2002 through and including December 31, 2002 have been filed with the Securities and Exchange Commission and are hereby incorporated by reference. Filing dates are listed in Item 15 (b) below.

         (b) The following reports on Form 8-K were filed during the period covered by this report:

---------------------------------------------------------------------------------------------------
                               Trust Description                Distribution Date      Filed on
---------------------------------------------------------------------------------------------------
Corporate Bond Backed Certificates, Series 1998-CAT-1 Trust         03/01/2002        03/01/2002
                                                                    09/03/2002        09/03/2002
---------------------------------------------------------------------------------------------------

         (c) See item 15 (a) above.

         (d) Not Applicable.

                                    SIGNATURE

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   Lehman ABS Corporation, As Depositor for the
                                   Trusts (the "Registrant")



Dated:  March 31, 2003             By:
                                      ------------------------------------------
                                   Name:  Rene Canezin
                                   Title: Senior Vice President

                                  CERTIFICATION

I, Rene Canezin certify that:

1. I have reviewed this annual report on Form 10-K, and all reports on Form 8-K containing distribution or servicing reports filed in respect of periods included in the year covered by this annual report, of Lehman ABS Corporation;

2. Based on my knowledge, the information in these reports, taken as a whole, does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading as of the last day of the period covered by this annual report;

3. Based on my knowledge, the distribution or servicing information required to be provided to the depositor by the trustee under the pooling and servicing, or similar, agreement, for inclusion in these reports is included in these reports; and

4. I am responsible for reviewing the activities performed by the depositor and the trustee under the pooling and servicing, or similar, agreement and based upon my knowledge and the annual compliance review required under that agreement, and except as disclosed in the reports, the depositor and trustee have each fulfilled its obligations under that agreement.

In giving the certifications above, I have reasonably relied on information provided to me by the following unaffiliated parties: The Bank Of New York and its officers and agents.




                                        By:
                                           ---------------------------------
                                        Name:  Rene Canezin
                                        Title: Senior Vice President
                                        Date:  March 31, 2003